Form 10-Q
period 1995-06-30
BOWLINE CORP
filed 1995-08-08
CIK 34682

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period            JUNE 30, 1995
                              -------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period __________ to ___________

     Commission file number          0-6845
                              -------------------------------

                              BOWLINE CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                New York                             13-1576392
     ---------------------------------     ------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

                11 Bala Avenue, Bala Cynwyd, Pennsylvania 19004
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (610) 667-7310
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No ____

     At August 10, 1995, there were 1,287,412 shares of the Registrant's common stock, $.02 par value per share, outstanding.

                       BOWLINE CORPORATION AND SUBSIDIARY
                                     PART I

Item 1.  FINANCIAL STATEMENTS

                       BOWLINE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Nine Months Ended         Three Months Ended
                                              6/30/95      6/30/94       6/30/95      6/30/94
                                            -----------   -----------   ----------  -----------

OPERATING REVENUES:
  Non-affiliates                           $             $   260,759   $           $     1,834
  Affiliates                                   450,307       452,996      150,132      150,472
                                            -----------   -----------   ----------  -----------
    Total operating revenue                    450,307       713,755      150,132      152,306

SELLING AND ADMINISTRATIVE
  EXPENSE:
  Non-affiliate                                              288,995                     4,736
  Affiliate                                    427,408       423,703      138,718      129,067
  Corporate                                     81,890        85,082       29,488       28,665
                                            -----------   -----------   ----------  -----------
    Total Selling and
    Administrative Expense                     509,298       797,780      168,206      162,468

INTEREST INCOME:
  Income                                   (    61,875)   (   32,890)   (  22,763)  (   11,957)
  Expense                                                        230
                                            -----------   -----------   ----------  -----------

    Net interest (income)                  (    61,875)   (   32,660)   (  22,763)  (   11,957)


LOSS ON DISPOSAL OF ASSETS                       5,433
                                            -----------   -----------   ----------  -----------

INCOME (LOSS) BEFORE INCOME
  TAXES                                    (     2,549)   (   51,365)       4,689        1,795

PROVISION FOR INCOME TAXES                       2,100                        600
                                            -----------   -----------   ----------  -----------

NET INCOME (LOSS)                          ($    4,649)   ($  51,365)   $   4,089   $    1,795
                                            ===========   ===========   ==========  ===========


NET INCOME (LOSS) PER COMMON
  SHARE:                                   ($     -   )   ($     .04)   ($   -   )  ($   -    )
                                            ===========   ===========   ==========  ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES                                  1,287,412     1,287,412    1,287,412    1,287,412
                                            ===========   ===========   ==========  ===========


                 See notes to consolidated financial statements

                       BOWLINE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                          June 30,               September 30,
                                                                                            1995                    1994
                                                                                      -------------             ---------------

ASSETS
    CURRENT:
      Cash                                                                              $1,947,108                $1,791,386
      Accounts receivable - Less allowance
      of $3,250                                                                                                       72,657
      Accounts receivable from affiliate                                                    51,412                    53,466
      Other current assets                                                                   7,267                     7,239
                                                                                        ----------                -----------
                  Total current asssets                                                  2,005,787                 1,924,748

PLANT AND EQUIPMENT                                                                        184,608                   240,872
                                                                                        ----------                -----------
TOTAL ASSETS                                                                            $2,190,395                $2,165,620
                                                                                        ==========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                    $   32,112                $   13,117
    Other current liabilities                                                               57,910                    47,481
                                                                                        ----------                -----------
                  Total current liabilities                                                 90,022                    60,598
                                                                                        ----------                -----------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.02 per share;
    authorized 5,000,000 shares; issued and
    outstanding 1,287,412 in l995 and 1994                                                  25,748                    25,748

    Additional paid-in capital                                                           6,975,428                 6,975,428
    Accumulated deficit                                                                 (4,900,803)               (4,896,154)
                                                                                        ----------                -----------
                  Total stockholders' equity                                             2,100,373                 2,105,022
                                                                                        ----------                -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $2,190,395                $2,165,620
                                                                                        ==========                ===========

                 See notes to consolidated financial statements

                       BOWLINE CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                         Nine Months
                                                        Ended June 30,
                                                      1995          1994
                                                      ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($    4,649)    ($  51,365)
                                                ------------   ------------
   Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities
  Depreciation and amortization                      50,831         47,993
  Loss on disposal of assets                          5,433
     Increase (decrease) in

      Accounts receivable                            74,711        181,945
      Other current assets                      (        28)    (    4,989)
    Increase (decrease) in
      Accounts payable                               18,995     (  145,281)
      Other current liabilities                      10,429     (   93,127)
                                                ------------   ------------
           Total adjustments                        160,371     (   13,459)
                                                ------------   ------------
           Net cash provided by (used in)
           operating activities                     155,722     (   64,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of capital assets                                    (   49,062)
                                                ------------   ------------
            Net cash (used in)
            investing activities                                (   49,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments made on capital
    leases                                                      (    1,994)
                                                ------------   ------------
           Net cash provided by (used in)
           financing activities                                 (    1,994)
                                                ------------   ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              155,722     (  115,880)

CASH AND CASH EQUIVALENTS
  Beginning of period                             1,791,386      1,842,503


  End of period                                  $1,947,108     $1,726,623
                                                ============   ============


                 See notes to consolidated financial statements

                       BOWLINE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Preparation

The accompanying financial statements have been prepared by Bowline
Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, and September 30, 1994, and the results of operations and cash flow for the nine-month periods ended June 30, 1995, and June 30, 1994.

Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current fiscal year.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the financial statements and the related financial review included in the Company's latest annual report on Form 10-K for the year ended September 30, 1994.

Note 2.  Computation of Net Income Per Common Share

Net income per common share was computed by dividing the net income by the number of common shares outstanding during each period presented.

Note 3.  Income Taxes

Components of the provision for income taxes are as follows:


                                        June 30,         June 30,
                                          1995             1994
                                        --------         --------

State - current                         $ 2,100          $   0
Federal                                       0              0
                                        --------         --------
Provision for income tax                $ 2,100          $   0
                                        ========         ========


On June 30, 1995, the Company had net operating losses carried forward of approximately $18,800,000 for federal income tax purposes which expire as follows: $2,600,000 in 1999, $800,000 in 2000, $2,200,000 in 2001, $12,200,000
in 2002, $200,000 in 2004 and $800,000 in 2005.

On June 30, 1995, the Company had investment tax credits of approximately $288,000 which expire as follows: $33,000 in 1995, $155,000 in 1996, $52,000 in
1997, $44,000 in 1998, $1,000 in 1999 and $3,000 in 2000.

The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("SFAS No. 109") beginning October 1, 1993. No provision for federal income taxes is recorded due to the existence of net operating losses carried forward. The Company has no means of realizing value from any of the above; therefore, a valuation reserve was established in accordance with SFAS 109 for 100% of the net operating losses and investment tax credits carried forward. Accordingly, the adoption of SFAS 109 had no effect on the Company's results of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended June 30, 1995, compared to nine months ended June 30, 1994

Revenues for the nine months ended June 30, 1995, decreased 36.9% compared to
revenues for the nine months ended June 30, 1994.   This decrease was a result
of discontinued business with unaffiliated customers. The Company's revenues now consist of providing data processing services to an affiliate.


Selling and administrative expenses for the period ended June 30, 1995, are solely related to servicing the affiliate. These expenses were approximately equal to those during the period ended June 30, 1994. Corporate expenses were also equivalent to the same period a year ago.

Interest income increased 88%, mostly a result of higher interest rates.


The loss on disposal of assets relates to the scrapping of equipment no longer useful for continuing operations.

Liquidity and Capital Resources

Cash flow for the nine months ended June 30, 1995, was positive $156,000. This was primarily a result of a reduction of accounts receivable from unaffiliated customers and cash generated from operations.

The Company's business consists mainly of servicing an affiliate. Expen-ditures have been reduced through reduction of personnel and relocating the computer center to a lower cost facility. No major capital expenditures are planned and the Company believes its liquidity is adequate to finance its cash requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOWLINE CORPORATION

                                   -------------------------------------
                                   JAMES BENENSON, JR., CHAIRMAN OF
                                   THE BOARD

DATE:      August 10, 1995
      -------------------------

                                   -------------------------------------
                                   CLIFFORD J. DEMAREST, CHIEF
                                   EXECUTIVE OFFICER AND PRESIDENT

                                   -------------------------------------
                                   MICHAEL BONIELLO, TREASURER,
                                   PRINCIPAL ACCOUNTING AND FINANCIAL
                                   OFFICER