Form 10-K
period 1995-09-30
BOWLINE CORP
filed 1995-12-26
CIK 34682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT Of 1934 (FEE REQUIRED)

               For the fiscal year ended September 30, 1995

                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT Of 1934 (NO FEE REQUIRED)

              For the transition period from.......to.......
                Commission file number.......O-6845.......

                               BOWLINE CORPORATION
             (Exact name of registrant as specified in its charter)

                New York                             13-1576392
      State or other jurisdiction of              (I.R.S. employer
      incorporation or organization              identification no.)

               11 Bala Avenue
          Bala Cynwyd, Pennsylvania                         19004
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (610) 667-7310

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class              Name of each exchange on which registered
         None                                        None


          Securities registered pursuant to section 12(g) of the Act:
          Common Stock, par value $.02 a share
               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X              No

At November 30, 1995, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $364,406.

At November 30, 1995, there were 1,287,412 shares of the Registrant's common stock, $.02 par value per share, outstanding.

PART I

ITEM 1.  BUSINESS

     (a)  General Development of Business:

         There were no changes to the Company's business during the fiscal year ended September 30, 1995.

         During the company's fiscal year ended September 30, 1994, its data processing subsidiary reduced its expenses by reducing employees and relocating its data processing center. Having lost the business of its major unaffiliated customer early in 1994, the subsidiary's main business consists of servicing an affiliated company; therefore, its monthly revenue has been reduced to $50,000 ($600,000 annually).

    (b)  Narrative Description of Business:

         The Company has one wholly owned subsidiary, Starboard Data Services, Inc. (the "Subsidiary"), located in Oaks, Pennsylvania. During its fiscal year ended September 30, 1995, the Subsidiary's main business was to provide data processing services to an affiliated Company.

         No patents, trademarks, franchise or concessions are material to the business.

         No appreciable raw materials are used in the business.

    GENERAL

         The Company's business is not affected by federal, state or local environmental regulations; therefore, such regulations have no effect upon capital expenditures, earnings or competitive position.

         The Company and its subsidiary had 9 employees on September 30, 1995.

         The business is not subject to seasonal fluctuations.

    (c) Financial Information About Industry Segments, Foreign and Domestic Operations And Export Sales:

         Total revenue by industry segment includes sales to unaffiliated customers as reported in the Company's Consolidated Statements of Operations. Operating profit is total revenue less operating expenses (including management fees paid to the Company). In computing operating profit, interest expense, interest income, general corporate expenses and income taxes are not considered. Identifiable assets are those assets used in the Company's operations in each industry segment. The Company has no foreign operations.



                                     1995        1994        1993
                                     ----        ----        ----
Industry Segments:
  Revenues -
  Data processing company
  -  Non-affiliates              $     --     $  265,107   $1,906,757
  -  Affiliates                     600,000      604,723      430,046
                                 ----------   ----------   ----------

     Total sales and operating
     revenues                    $  600,000   $  869,830   $2,336,803
                                 ==========   ==========   ==========

Operating profit -
  Data processing company        $   24,972   $    8,142   $  304,531
                                 ----------   ----------   ----------



  Consolidated                   $   24,972   $    8,142   $  304,531
                                 ==========   ==========   ==========

Identifiable assets:
  Data processing company        $  345,893   $  414,467   $  656,366
  Corporate assets                1,854,474    1,751,153    1,817,222
                                 ----------   ----------   ----------

     Total assets                $2,200,367   $2,165,620   $2,473,588
                                 ==========   ==========   ==========

ITEM 2.  PROPERTIES

    Business is conducted from leased offices. The principal executive office is located in approximately 1,200 square feet of office space at 11 Bala Avenue, Bala Cynwyd, Pennsylvania. No lease is materially important to the business since no leased property is unusual or specialized and alternative space is readily available.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    (a)  Price Range of Common Stock

         The following table shows the range of closing prices for the Company's common stock in the over-the-counter market for the fiscal quarters indicated as reported by National Quotation Bureau, Inc. The quotations represent prices between dealers in securities, do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

         Fiscal Year Ended
         September 30:            1995 Bid Prices   1994 Bid Prices
                                  ---------------   ---------------
                                  High     Low        High    Low
                                  ----     ---        ----    ---
              First Quarter        5/8     1/2          1     1/4
              Second Quarter       5/8     1/2         1/2    1/4
              Third Quarter       11/16    1/2         5/8    1/4
              Fourth Quarter      11/16    1/2         5/8    1/2

       (b)  Number of Security Holders

            On September 30, 1995, there were 4,219 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA


                                                                  Year Ended September 30,
                                            -------------------------------------------------------------------
                                               1995           1994          1993         1992           1991
                                               ----           ----          ----         ----           ----
Revenues                                   $   600,000    $   869,830   $ 2,336,803   $ 2,518,955   $ 1,975,501

Income (loss) before extraordinary items        (5,302)           942       211,400       441,199      (564,519)

Extraordinary items (1)                           --             --         110,000       220,000          --

Net income (loss)                               (5,302)           942       321,400       661,199      (564,519)

Total Assets                               $ 2,200,367    $ 2,165,620   $ 2,473,588   $ 2,096,247   $ 2,075,623


Long-term debt and capitalized lease
    obligations                                   --             --            --     $     3,098   $    55,472


Net income (loss) per common share:
    Continuing operations                  $       .00    $       .00   $       .16   $       .34   ($      .44)
    Extraordinary items                           --             --             .09           .17         --
                                           -----------    -----------   -----------   -----------   -----------

Net income (loss) per common share         $       .00    $       .00   $       .25   $       .51   ($      .44)
                                           ===========    ===========   ===========   ===========   ===========





(1) The extraordinary items in 1992 and 1993 represent the utilization of net operating losses carried forward.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Operating revenues for the fiscal year ended September 30, 1995, decreased 31% compared to revenues during the fiscal year ended September 30, 1994. The entire decrease resulted from a reduction in business with unaffiliated customers. Revenues from the affiliated customer were consistent with the previous fiscal year. Operating revenues for fiscal year ended September 30, 1994, decreased 62.8% compared to revenues for the fiscal year ended September 30, 1993. This was a result of the of the loss of the Company's largest account.

Selling and administrative expenses related to servicing the affiliate in fiscal 1995 were consistent with the previous year. These same expenses were 14.8% higher in 1994, compared to 1993. This was a result of ongoing fixed expenses, after the decrease in unaffiliated revenue.

Selling and administrative expenses related to servicing non-affiliated customers decreased to zero in 1995 as a result of generating no unaffiliated revenue. These expenses had decreased 80.3% in 1994, compared to 1993. This was a result of decreases in personnel.

Corporate expenses increased 20.9% during the fiscal year ended September 30, 1995, compared to fiscal year ended September 30, 1994. These same expenses were 18% lower in 1994, compared to 1993. These fluctuations were a result of varying degrees of legal and professional costs during the past three years.

Interest income was $84,000 in 1995, compared to $49,000 in 1994 and $42,000 in 1993. Interest is generated by cash balances held at various banks. Increases in interest income were a result of higher interest rates.

The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," (SFAS No. 109") beginning October 1, 1993. The significant components of the Company's deferred taxes were net operating losses carried forward ($6,579,000) and investment tax credits carried forward ($255,000) (see note 6). Since the Company has no present means of utilizing these items, a reserve has been recorded for 100% of their value. Therefore, the adoption of SFAS No. 109 has had no effect in the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated $187,000 in positive cash flow from operating activities in 1995, compared to negative $14,000 in 1994 and positive $654,000 in 1993. Cash was generated through the collection of unaffiliated accounts receivable and through other operating activities in 1995. In 1993 cash was generated from operating income of the data processing subsidiary.

There were no purchases of capital assets during the fiscal year ended 1995. Purchases of capital assets in 1994 were a result of relocating the data center. During the year ended September 30, 1993, the Company made a major upgrade to its computer system totalling $200,000.

No major capital expenditures are planned and the Company believes its liquidity is adequate to finance its cash requirements.

                REPORT OF INPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors and Stockholders
Bowline Corporation
Bala Cynwyd, Pennsylvania




We have audited the consolidated balance sheet of Bowline Corporation and Subsidiary as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowline Corporation and Subsidiary as of September 30, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule VIII of Bowline Corporation and Subsidiary for the year ended September 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.






Grant Thornton LLP
Cleveland, Ohio
December 7, 1995

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Bowline Corporation
Bala Cynwyd, Pennsylvania




We have audited the accompanying consolidated balance sheet of Bowline Corporation and Subsidiary (the "Company") as of September 30, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index under Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bowline Corporation and Subsidiary as of September 30, 1994, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 8 to the financial statements, a significant portion of the Company's revenues are from an affiliate.



Deloitte & Touche
Philadelphia, Pennsylvania
December 5, 1994

BOWLINE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1994


ASSETS
                                                             1995           1994
                                                             ----           ----
CURRENT ASSETS:
  Cash                                                   $ 1,978,008    $ 1,791,386

  Accounts receivable, less allowances: 1995 - $0
    and 1994 - $3,250                                           --           72,657
  Accounts receivable from affiliate                          53,000         53,466
  Other current assets                                         8,238          7,239
                                                         -----------    -----------
    Total current assets                                   2,039,246      1,924,748

PLANT AND EQUIPMENT - net                                    161,121        240,872
                                                         -----------    -----------
TOTAL ASSETS                                             $ 2,200,367    $ 2,165,620
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $    36,464    $    13,117
  Other current liabilities                                   64,183         47,481
                                                         -----------    -----------
     Total current liabilities                               100,647         60,598
                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.02 per share; authorized
    5,000,000 shares; issued and outstanding 1,287,412
    in 1995 and 1994                                          25,748         25,748
  Additional paid-in capital                               6,975,428      6,975,428
  Accumulated deficit                                     (4,901,456)    (4,896,154)
                                                         -----------    -----------
      Total stockholders' equity                           2,099,720      2,105,022
                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKH0LDERS' EQUITY               $ 2,200,367    $ 2,165,620
                                                         ===========    ===========




See notes to consolidated financial statements.

BOWLINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



                                                      1995           1994           1993
                                                      ----           ----           ----
REVENUES:
  Non-affiliate                                   $      --      $   265,107    $ 1,906,757
  Affiliate                                           600,000        604,723        430,046
                                                  -----------    -----------    -----------
      Total revenues                                  600,000        869,830      2,336,803

SELLING AND ADMINISTRATIVE EXPENSES
  Non-affiliate                                          --          290,235      1,407,947
  Affiliate                                           455,028        450,452        392,164
  Corporate                                           230,144        190,279        232,161
                                                  -----------    -----------    -----------
      Total selling and administrative expenses       685,172        930,966      2,032,272

INTEREST INCOME (EXPENSE)
  Income                                               84,303         48,958         41,941
  Expense                                                --             (880)        (5,072)
                                                  -----------    -----------    -----------
      Net interest income                              84,303         48,078         36,869

RECOVERY OF LOSS CONTINGENCY                             --             --           25,000

GAIN (LOSS) ON DISPOSAL OF ASSETS                      (5,433)        14,000           --
                                                  -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES &
EXTRAORDINARY ITEM                                     (6,302)           942        366,400
                                                  -----------    -----------    -----------

PROVISION FOR INCOME TAXES                             (1,000)          --          155,000
                                                  -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                (5,302)           942        211,400

EXTRAORDINARY ITEM - Utilization of losses
  carried forward                                        --             --          110,000
                                                  -----------    -----------    -----------

NET INCOME (LOSS)                                 ($    5,302)   $       942    $   321,400
                                                  ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
  Income (loss) before extraordinary item         $       .00    $       .00    $       .16
  Extraordinary item                                     --             --              .09
                                                  -----------    -----------    -----------
       Net income (loss) per common shares        $       .00    $       .00    $       .25
                                                  ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                1,287,412      1,287,412      1,287,412
                                                  ===========    ===========    ===========



See notes to consolidated financial statements.

BOWLINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993





                                             Common Stock                 Additonal
                                       ------------------------            Paid-In         Accumulated
                                       Shares            Amount            Capital           Deficit
                                       ------            ------            -------         -----------
BALANCE, SEPTEMBER 30, 1992          1,287,412        $    25,748        $ 6,975,428        ($5,218,496)

 Net income                               --                 --                 --              321,400
                                     ---------        -----------        -----------        -----------
BALANCE, SEPTEMBER 30, 1993          1,287,412             25,748          6,975,428         (4,897,096)

 Net income                               --                 --                 --                  942
                                     ---------        -----------        -----------        -----------
BALANCE, SEPTEMBER 30, 1994          1,287,412             25,748          6,975,428         (4,896,154)

 Net income (loss)                        --                 --                 --               (5,302)
                                     ---------        -----------        -----------        -----------
BALANCE, SEPTEMBER 30, 1995          1,287,412        $    25,748        $ 6,975,428        ($4,901,456)
                                     =========        ===========        ===========        ===========




See notes to consolidated financial statements.

BOWLINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                      1995              1994             1993
                                                      ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               ($    5,302)      $       942       $   321,400
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
 Depreciation and amortization                        74,318            69,418            99,942
 (Gain) loss on disposal of assets                     5,433           (14,000)
 (Increase) decrease in
   Accounts receivable                                73,123           211,496            27,472
   Other current assets                                 (999)           24,207            99,680
  Increase (decrease) in
   Accounts payable                                   23,347          (145,663)          108,397
   Other current liabilities                          16,702          (160,143)           (2,653)
                                                 -----------       -----------       -----------


      Total adjustments                              191,924           (14,685)          332,838
                                                 -----------       -----------       -----------
        Net cash provided by (used in)
         operating activities                        186,622            13,743           654,238
                                                 -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of capital assets                             --             (48,270)         (270,173)
 Sale of capital assets                                 --              14,000              --
                                                 -----------       -----------       -----------

   Net cash (used in) investing activities              --             (34,270)         (270,173)
                                                 -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment on capital leases                    --              (3,104)          (49,803)
                                                 -----------       -----------       -----------

    Net cash used in
      financing activities                              --              (3,104)          (49,803)

NET INCREASE (DECREASE) IN CASH                      186,622           (51,117)          334,262


CASH, BEGINNING OF YEAR                            1,791,386         1,842,503         1,508,241
                                                 -----------       -----------       -----------

CASH, END OF YEAR                                $ 1,978,008       $ 1,791,386       $ 1,842,503
                                                 ===========       ===========       ===========





ADDITIONAL DISCLOSURES:

1) Interest paid during the years ended September 30, 1995, 1994 and 1993, was $,0, $880 and $5,071, respectively.

2) Income taxes paid during the years ended September 30, 1995, 1994 and 1993, were $2,000, $16,000, and $32,000, respectively.




                          See notes to consolidated financial statements.

                       BOWLINE CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany profits, transactions and balances are eliminated.

     Plant and equipment is stated at cost. Depreciation and amortization are computed by the straight-line method based on the estimated useful lives of the related assets which range from 3 to 5 years.


     Revenue is recognized when the related services are rendered.

     Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.

     Deferred income taxes result from timing differences between tax recognition and financial statement reporting of depreciation, capitalized leases, allowances for accounts receivable and the treatment of loss contingencies. Deferred income taxes are not provided due to the existence of significant net operating losses.

     The Company adopted SFAS No. 109 in the fiscal year beginning October 1, 1993. The effect of adopting SFAS No. 109 did not have a material effect on the financial statements.


2.   MAJOR CUSTOMERS

     For the year ended September 30, 1995, an affiliate accounted for 100% of total revenues. In 1994 and 1993, two customers, including an affiliate, accounted for 96.5% and 84.8% of revenues, respectively. Percentage of revenues for each, in 1994 and 1993, are as follows:

                                 1994      1993
                                -----     -----
          Affiliate             69.5%     18.4%
          Non-Affiliate         27.0%     66.4%
                                -----     -----
          Total                 96.5%     84.8%
                                =====     =====

     Accounts receivable from the non-affiliate on September 30, 1995 and 1994 were $0 and $74,000, respectively. Effective January 1, 1994, the company lost its major unaffiliated customer; therefore, the Company's business consists of solely servicing its affiliate.


3.   CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances with several financial institutions located in Pennsylvania and Connecticut. In all but one of the financial institutions, the cash balances are insured for $100,000 by the Federal Deposit Insurance Corporation (FDIC). Uninsured cash amounts were approximately $1,740,000 and $1,630,000 on September 30, 1995 and 1994,
     respectively.

4.   PLANT AND EQUIPMENT

                                                          September 30,
                                                     ----------------------
                                                       1995          1994
                                                       ----          ----
Owned:
 Furniture, fixtures and equipment                   $613,488      $622,588
 Leasehold improvements                                49,918        49,918
                                                      -------       -------
   Total                                              663,406       672,506
 Less accumulated depreciation and amortization       502,285       431,634
                                                      -------       -------
   Total                                              161,121       240,872
                                                      -------       -------
Leased:
 Equipment                                                -0-        30,072
 Less accumulated amortization                            -0-        30,072
                                                      -------       -------
   Total                                                  -0-           -0-
                                                      -------       -------
      Total                                          $161,121      $240,872
                                                     ========      ========

5.   OTHER CURRENT LIABILITIES
                                           September 30,
                                       --------------------
                                         1995         1994
                                         ----         ----
        Compensation and benefits      $ 8,144      $ 4,162
        Professional fees               35,344       28,137
        Other                           22,995       15,182
                                       -------      -------
                                       $66,483      $47,481

6.   INCOME TAXES

     Components of the provision for income taxes are as follows:

                                                  1995          1994      1993
                                                  ----          ----      ----

     State                                      ($1,000)      $     0   $ 45,000
     Federal                                        -               0    110,000
                                                -------       -------   --------

     Provision for income tax
     before utilization
     of net operating losses carried forward    ($1,000)      $     0   $155,000
                                                ========      =======   ========

     For the year ended September 30, 1993, the Company utilized net operating losses carried forward for federal tax purposes of $323,000. For the years ended September 30, 1995 and 1994, the Company recorded no provision for federal income taxes.

     On September 30, 1995, the Company had net operating losses carried forward of approximately $18,800,000 for federal income tax purposes which expire as follows: $2,600,000 in 1999, $800,000 in 2000, $2,200,000 in 2001,
     $12,200,000 in 2002, $200,000 in 2004 and $800,000 in 2005.

     On September 30, 1995, the Company had investment tax credits of approximately $255,000 which expire as follow: $155,000 in 1996, $52,000 in 1997, $44,000 in 1998, $1,000 in 1999 and $3,000 in 2000.

     The company adopted SFAS No. 109 beginning October 1, 1993. A valuation reserve was established for 100% of the net operating losses and investment tax credits carried forward. Accordingly, the adoption of SFAS 109 had no effect on the Company's results of operations for the years ended September 30, 1995 and 1994.

7.   STOCKHOLDERS' EQUITY

     On September 30, 1995 and 1994, there were 5,000,000 shares of preferred stock, par value $.02 per share, authorized, of which none were issued.

8.   RELATED PARTY TRANSACTIONS

     The Company provided data processing services to a subsidiary of a related company for $600,000, in 1995, $604,730 in 1994 and $430,046 in 1993 (see
     note 2).

9.   COMMITMENTS AND CONTINGENCIES

     Future minimum payments under operating leases that had initial or remaining lease terms in excess of one year on September 30, 1995, amounted to $105,528 in 1996, $68,056 in 1997, $39,691 in 1998 and $4,640 in 1999.
     Rent expense was $51,903 in 1995, $119,445 in 1994 and $207,555 in 1993.

     The Company was a defendant in a class action lawsuit which was settled in 1992. The Company filed a related insurance claim which was received in November 1992, of which $25,000 is included as income in the Company's consolidated financial statements in the year ended September 30, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below is certain information about directors, executive officers and certain employees of the Company and its subsidiary. Unless otherwise indicated, the occupation or position listed for each director or officer has been held for at least the preceding five years.

Name, Age, Principal Occupation, Business                       Director
Experience and Certain Other Directorships                        Since

James Benenson, Jr. (59)(1)                                       1974

Chairman of the Board of Directors of the Company
Chairman of the Board and President of Vesper Corporation
Chairman of the Board and President of James Benenson & Co., Inc.
Chairman of the Board and President of Arrowhead Holdings
Corporation.

Clifford J. Demarest (63)(1)                                      1989

President and Chief Executive Officer of the Company
CEO and a director of Starboard Data Services, Inc.
President, Industrial Products of Vesper Corporation.

Gerald J. Carroll (61)(1)                                         1989

Vice President and Secretary of the Company
Secretary and a Director of Starboard Data Services, Inc.
Vice President, Secretary and a Director of Vesper Corporation
Vice President and Secretary of Arrowhead Holdings Corporation.

Michael Boniello (40)                                              N/A

Treasurer and Principal Accounting and Financial
Officer of the Company.

(1) All directors are elected annually. The term of office of each director expires at the next annual meeting of shareholders.

None of the above named persons was elected a director or executive officer pursuant to any arrangement with any other person other than a director or officer of the Company acting solely in his capacity as such. There is no family relationship between any directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth the compensation paid to the Named Executive Officer for the Company's last three fiscal years.

                                                                  Long    Other
                                                                 Annual   Term
                                                                Compen-  Compen-
Name and Principal Position          Year     Salary     Bonus   sation   sation
---------------------------          ----     ------     -----  -------  -------
Clifford J. Demarest                 1995     $50,000     None    None     None
Chief Executive Officer              1994     $50,000     None    None     None
   and President                     1993     $50,000     None    None     None


Compensation of Directors
The directors receive no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company as of September 30, 1995, with respect to beneficial ownership of more than five percent of the only class of the Company's voting securities as well as those voting securities owned by the Company's directors and all officers and directors of the Company as a group. Such persons have sole voting and investment power over the stock shown unless indicated in the footnotes.


                                                              Amount and Nature
       Title                                                   of Beneficial         Percent
      of Class        Name of Owner                             Ownership           of Class
      --------        -------------                           -----------------     --------
     Common Stock     James Benenson, Jr.                  732,169 (1)(2)(3)(4)(5)    56.9%
     Common Stock     Vesper Corporation                   227,823 (5)                17.7%
     Common Stock     Arrowhead Holdings
                       Corporation                         369,242 (6)                28.7%
     Common Stock     Officers and directors as
                       a group - four persons              732,169                    56.9%


(1) Includes 60,000 shares held by the Benenson Pension Trust of which Mr. Benenson is sole trustee. Mr. Benenson has sole voting power and sole investment power with respect to all such shares, and, therefore, is deemed the beneficial owner of all such shares.

(2) Includes 126,001 shares held by James Benenson, Jr. and Sharen Benenson as joint custodians for James Benenson, III (63,001 shares) and Clement Chambers Benenson (63,000) which may be deemed to be beneficially owned by Mr. and Mrs. Benenson and 100 shares held by Sharen Benenson as custodian for Clement Chambers Benenson which may be deemed to be beneficially owned by Mrs. Benenson.

(3) Includes 141,419 shares of stock held by Arrowhead Corporation. Mr. Benenson owns beneficially 100% of the voting stock of Arrowhead, and, therefore, may be deemed to be the beneficial owner of all such shares.

(4) Includes 227,823 shares of stock held by Vesper Corporation. Mr. Benenson is Chairman of the Board and President of Vesper, owns beneficially 100% of the voting stock of Arrowhead, its parent, and, therefore, may be deemed to be the beneficial owner of such shares.

(5) James Benenson, Jr. and Sharen Benenson are husband and wife and, as such, each may be deemed to be the beneficial owner of shares of stock owned by the other. Mr. and Mrs. Benenson have each disclaimed such beneficial ownership.

(6)  Includes 227,823 shares of stock owned of record by Vesper.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED RELATIONSHIPS

     The Company provides data processing services to a subsidiary of a related company for $600,000 per year. (See Note 2 of the notes to the consolidated financial statements).

     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
(a)(1)  Financial Statements:

        The following consolidated financial
        statements of Bowline Corporation
        and its Subsidiariary are included in Part II, Item 8:

        Report of Independent Certified Public Accountants                 7-8

        Consolidated Financial Statements
           Balance Sheets                                                    9

           Statements of Operations                                         10

           Statements of Changes in Stockholders' Equity                    11

           Statements of Cash Flows                                         12

           Notes to Consolidated Financial Statements                    13-15

(a)(2)  Financial Statement Schedules:

        VIII - Valuation and Qualifying Accounts                            19

        All other schedules have been omitted because they are not applicable, not required or redundant.

(b)     Reports on Form 8-K

        The Company filed no reports on Form 8-K during its fourth quarter for the year ended September 30, 1995.

BOWLINE CORPORATION AND SUBSIDIARY

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                                   Balance,        Additions                                             Balance,
                                                  Beginning     Charged to Costs         Charged to                        End
Description                                       of Period    & Expenses (Income)     Other Accounts    Deductions     of Period
-----------                                       ---------    -------------------     --------------    ----------     ----------

Year Ended September 30, 1993:
  Allowance for doubtful
    accounts                                      $ 38,630          $ 24,000               $   --         $ 45,470       $ 17,160
                                                  ========          ========               =======        ========       ========

Year Ended September 30, 1994:
 Allowance for doubtful
  accounts                                        $ 17,160          ($ 7,155)              $   --         $  6,755       $  3,250
                                                  ========          ========               =======        ========       ========

Year Ended September 30, 1995:
  Allowance for doubtful
    accounts                                      $  3,250          ($ 2,071)              $   --         $  1,179       $    -0-
                                                  ========          ========               =======        ========       ========



                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  December 22, 1995                BOWLINE CORPORATION
                                            (Registrant)



                                  By:__________________________
                                     JAMES BENENSON, JR.,
                                     CHAIRMAN OF THE BOARD



                                     __________________________
                                     CLIFFORD J. DEMAREST,
                                     CHIEF EXECUTIVE OFFICER
                                     AND PRESIDENT



                                     __________________________
                                     MICHAEL BONIELLO,
                                     TREASURER, PRINCIPAL
                                     ACCOUNTING AND FINANCIAL
                                     OFFICER

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


     (Signature and Title)                                      (Date)

___________________________________                       __________________
James Benenson, Jr., Chairman
of the Board of Directors


___________________________________                       __________________
Gerald J. Carroll, Director


___________________________________                       __________________
Clifford J. Demarest, Director