Form 10-Q
period 1995-12-31
BOWLINE CORP
filed 1996-02-14
CIK 34682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


       (Mark one)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period        DECEMBER 31, 1995
                                     ----------------------------

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period          to
                                      ---------  ------------

            Commission file number          0-6845
                                  ---------------------------


                               BOWLINE CORPORATION
               (Exact name of registrant as specified in charter)


                 New York                               13-1576392
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)

                 11 Bala Avenue, Bala Cynwyd, Pennsylvania 19004
                    (Address of principal executive offices)

                                 (215) 667-7310
               (Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No


     At February 13, 1996, there were 1,287,412 shares of the Registrant's common stock, $.02 par value per share, outstanding.

                       BOWLINE CORPORATION AND SUBSIDIARY
                                     PART I

Item 1.  FINANCIAL STATEMENTS

                       BOWLINE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                             December 31,

                                                                                       1995                     1994
                                                                                    ----------               ---------

OPERATING REVENUES                                                                  $  150,000               $ 150,125
SELLING AND ADMINISTRATIVE EXPENSE                                                     170,999                 157,948
INTEREST INCOME                                                                         21,667                  17,565
LOSS ON DISPOSAL OF ASSETS                                                                   -                   5,433
                                                                                       -------                --------
INCOME (LOSS) BEFORE INCOME TAXES                                                          668                   4,309
PROVISION FOR INCOME TAXES                                                               1,189                   1,500
                                                                                       -------                --------
NET INCOME (LOSS)                                                                    ($    521)              $   2,809
                                                                                      ========                ========
NET INCOME (LOSS) PER COMMON SHARE                                                           -                       -
                                                                                     =========                 =======
WEIGHTED AVERAGE NUMBER OF SHARES                                                    1,287,412               1,287,412
                                                                                     =========               =========



                  See Notes to Consolidated Financial Statement

                       BOWLINE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 December 31,               September 30,
                                                                                    1995                        1995
                                                                                 ------------               -------------
ASSETS
CURRENT ASSETS:
  Cash                                                                            $ 2,057,270                  $1,978,008
  Accounts receivable from affiliate                                                   53,000                      53,000
  Other current assets                                                                  7,932                       8,238
                                                                                    ---------                   ---------
                  Total current assets                                              2,118,202                   2,039,246

PLANT AND EQUIPMENT - net                                                             142,762                     161,121
                                                                                    ---------                   ---------
TOTAL ASSETS                                                                       $2,260,964                  $2,200,367
                                                                                  ===========                  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     86,596                      36,464
  Other current liabilities                                                            75,169                      64,183
                                                                                    ---------                   ---------
                  Total current liabilities                                           161,765                     100,647
                                                                                    ---------                    --------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.02 per share;
    authorized 5,000,000 shares; issued
    and outstanding 1,287,412                                                          25,748                      25,748
  Additional paid-in capital                                                        6,975,428                   6,975,428
  Accumulated deficit                                                              (4,901,977)                 (4,901,456)
                                                                                   ----------                 -----------
                  Total stockholders' equity                                        2,099,199                   2,099,720
                                                                                   ----------                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $2,260,964                  $2,200,367
                                                                                   ==========                  ==========



                 See notes to consolidated financial statements

                       BOWLINE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                    Three Months
                                                                                                  Ended December 31,
                                                                                            1995                  1994
                                                                                          --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss)                                                                  ($      521)           $    2,809
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities
    Depreciation and amortization                                                           18,359                 6,944
    Loss on disposal of assets                                                                                     5,433
    (Increase) decrease in
        Accounts receivable                                                                    306                75,098
    Other current assets                                                                                             157
    Increase (decrease) in:
        Accounts payable                                                                    50,132            (      785)
        Other current liabilities                                                           10,986                 9,457
                                                                                          --------            ----------

                           Total adjustments                                                79,783               106,304
                                                                                          --------            ----------
                           Net cash provided by (used in)
                             operating activities                                           79,262               109,113
                                                                                          --------            ----------
NET INCREASE (DECREASE) IN CASH                                                             79,262               109,113
CASH, BEGINNING OF PERIOD                                                                1,978,008             1,791,386
                                                                                         ---------            ----------
CASH, END OF PERIOD                                                                     $2,057,270            $1,900,499
                                                                                        ==========            ==========




                 See notes to consolidated financial statements

                       BOWLINE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Preparation

The accompanying financial statements have been prepared by Bowline Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1995 and September 30, 1995, and the results of operations and cash flow for the three-month period ended December 31, 1995 and December 31, 1994.

Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current fiscal year.

The Company's revenue consists solely of providing data processing services to an affiliate.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the financial statements and the related financial review included in the Company's latest annual report on Form 10-K for the year ended September 30, 1995.

Note 2.  Computation of Net Income per Common Share

Net earning per common share was computed by dividing the net income by the number of common shares outstanding during each period presented.

Note 3.  Income Taxes

Components of the provision for income taxes are as follows:

                                      December 31,         December 31
                                         1995                 1994
                                      ------------          --------
State - current                          $1,189               $1,500
Federal                                       0                    0
                                         ------               ------
Provision for income tax                 $1,189               $1,500
                                         ======               ======

On December 31, 1995, the Company had net operating losses carried forward of approximately $18,800,000 for federal income tax purposes which expire as follows: $2,600,000 in 1999, $800,000 in 2000, $2,200,000 in 2001, $12,200,000
in 2002, $200,000 in 2004, and $800,000 in 2005.

On December 31, 1995, the Company had investment tax credits of approximately $255,000 which expire as follows: $155,000 in 1996, $52,000 in 1997, $44,000 in
1998, $1,000 in 1999 and $3,000 in 2000.

The Company adopted Statement of Financial counting Standard No. 109, "Accounting for Income Taxes," ("SFAS No. 109") beginning October 1, 1993. No provision for federal income taxes is recorded due to the existence of net operating losses carried forward. The Company has no means of realizing value from any of the above, therefore, a valuation reserve was established in accordance with SFAS 109 for 100% of the net operating losses and investment tax credits carried forward. Accordingly, the adoption of SFAS 109 had no effect on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three months ended December 31, 1995, compared to three months ended December 31, 1994

Revenues for the three months ended December 31, 1995, were equal to revenues for the three months ended December 31, 1994. The Company's revenue consists solely of providing data processing services to an affiliate.

Selling and administrative expenses consist of operating expenses of the data processing center and corporate expenses. Operating expenses at the data processing facility, 65% of the costs, increased 8% due to general inflation and higher franchise taxes. Corporate expenses increased slightly.

Interest income increased by 23.3%, mostly a result of higher interest rates.



Liquidity and Capital Resources

Cash flow for the three months ended December 31, 1995, was positive $79,000. This was primarily a result of an increase in accounts payable.

The Company's business consists solely of servicing an affiliate. Expenditures have been reduced through a reduction of personnel and relocating the computer center to a lower cost facility. No major capital expenditures are planned and the Company believes its liquidity is adequate to finance its cash requirements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BOWLINE CORPORATION



                                       ________________________________
                                       JAMES BENENSON, JR., CHAIRMAN OF
                                       THE BOARD

DATE:  February 13, 1996
     --------------------
                                       ________________________________
                                       CLIFFORD J. DEMAREST, CHIEF
                                       EXECUTIVE OFFICER AND PRESIDENT




                                       ________________________________
                                       MICHAEL BONIELLO, TREASURER,
                                       PRINCIPAL ACCOUNTING AND FINANCIAL
                                       OFFICER