Form 10-Q
period 1996-03-31
BOWLINE CORP
filed 1996-05-06
CIK 34682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark one)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period       MARCH 31, 1996
                               -------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period         to

     Commission file number          0-6845


                               BOWLINE CORPORATION
               (Exact name of registrant as specified in charter)


           New York                                         13-1576392
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

           Suite 201, 3400 West Chester Pike, Newtown Square, PA 19073
                    (Address of principal executive offices)

                                 (610) 325-5330
               (Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
            ------       -----

         At April 30, 1996, there were 1,287,412 shares of the Registrant's common stock, $.02 par value per share, outstanding.

                      BOWLINE CORPORATION AND SUBSIDIARIES
                                     PART I

Item 1.  FINANCIAL STATEMENTS



                      BOWLINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months Ended                    Three Months Ended
                                              3/31/96               3/31/95          3/31/96             3/31/95
                                             --------              ---------        --------            ---------

OPERATING REVENUES                           $300,000              $300,175          150,000            $150,050

SELLING AND ADMINISTRATIVE
  EXPENSE                                     358,851               341,092          187,852             183,144

INTEREST INCOME                                42,233                39,112           20,566              21,547

LOSS ON DISPOSAL OF ASSETS                                            5,433
                                           ---------              ---------         ---------          ---------

INCOME (LOSS) BEFORE
INCOME TAXES                                 ( 16,618)             (  7,238)         ( 17,286)         (  11,547)

PROVISION FOR INCOME TAXES                                            1,500           ( 1,189)
                                           ---------              ---------         ---------          ---------

NET INCOME (LOSS)                           ($16,618)             ($  8,738)         ($16,097)         ($ 11,547)
                                           ---------              ---------         ---------          ---------
NET INCOME (LOSS) PER
COMMON SHARE:                              ($    .01)             ($    .01)         ($   .01)         ($    .01)
                                           =========              =========         =========          =========
WEIGHTED AVERAGE NUMBER
  OF SHARES                                1,287,412              1,287,412         1,287,412          1,287,412
                                           =========              =========         =========          =========


                      BOWLINE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                         March 31,          September 30,
                                                           1996                 1995
                                                       -----------           ----------
ASSETS

CURRENT:
  Cash                                                  $2,066,460           $1,978,008
  Accounts receivable                                            0               53,000
  Other current assets                                       9,500                8,238
                                                        ----------            ---------
                Total current assets                     2,075,960            2,039,246

PLANT AND EQUIPMENT                                        124,402              161,121
                                                       -----------           ----------
TOTAL ASSETS                                            $2,200,362           $2,200,367
                                                       ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   19,282           $   36,464
    Other current liabilities                               97,978               64,183
                                                       -----------           ----------
                Total current liabilities                  117,260              100,647
                                                       -----------           ----------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.02 per share;
      authorized 5,000,000 shares; issued
      and outstanding 1,287,412                             25,748               25,748
  Additional paid-in capital                             6,975,428            6,975,428
    Accumulated deficit                                 (4,918,074)          (4,901,456)
                                                       -----------          -----------
     Total stockholders' equity                          2,083,102            2,099,720
                                                       -----------          -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                 $2,200,362           $2,200,367
                                                        ==========           ==========





                 See notes to consolidated financial statements

                      BOWLINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                           Six Months ended
                                                               March 31,
                                                      1996                    1995
                                                   ---------               ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                               ($  16,618)             ($   8,738)
    Adjustments to reconcile net earnings
        to net cash provided by (used in)
        operating activities
    Depreciation & amortization                       36,719                  33,887
    Loss on disposal of assets                             0                   5,433
  (Increase) decrease in
        Accounts receivable                           53,000                  74,552
        Other current assets                      (    1,262)             (       24)
 Increase (decrease) in
        Accounts payable                          (   17,182)                 15,715
        Other current liabilities                      33,795                  8,977
                                                    ---------              ---------

           Total Adjustments                          105,070                138,540
                                                    ---------               --------
           Net cash provided by (used in)
           operating activities                        88,452                129,802
                                                    ---------              ---------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       88,452                129,802

CASH AND CASH EQUIVALENTS
    Beginning of period                             1,978,008              1,791,386
                                                    ---------              ---------

    End of period                                  $2,066,460             $1,921,188
                                                   ==========             ==========






                 See notes to consolidated financial statements

                       BOWLINE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Preparation

The accompanying financial statements have been prepared by Bowline Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and September 30, 1995, and the results of operations and cash flow for the six-month periods ended March 31, 1996, and March 31, 1995.

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

Note 3.  Income Taxes

Components of the provision for income taxes are as follows:

                                        March 31,             March 31,
                                          1996                  1995
                                        --------              --------
State - current                         $      0              $1,500
Federal                                        0                   0
                                         -------              ------
Provision for income tax                $      0              $1,500
                                        =========             ======

On March 31, 1996, the Company had net operating losses carried forward of approximately $18,800,000 for federal income tax purposes which expire as follows: $2,600,000 in 1999, $800,000 in 2000, $2,200,000 in 2001, $12,200,000
in 2002, $200,000 in 2004 and $800,000 in 2005.

On March 31, 1996, the Company had investment tax credits of approximately $255,000 which expire as follows: $155,000 in 1996, $52,000 in 1997, $44,000 in
1998, $1,000 in 1999 and $3,000 in 2000.

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


Note 4.  Proposed Merger

On February 20, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Arrowhead Holdings Corporation ("Arrowhead") pursuant to which the Company will be merged with and into Arrowhead, the separate corporate existence of the Company will be extinguished and the equity interest of the Company's public shareholders will cease to exist.

Pursuant to the terms of the Merger Agreement, each outstanding share of common stock of the Company (other than the 141,419 shares held by Arrowhead which will be canceled in the Merger and other than the 590,750 shares held by certain of Arrowhead's affiliates which will be exchanged for shares of Arrowhead common stock) will be converted into the right to receive $1.32 per share in cash.

Consummation of the merger is subject to a number of conditions, including approval of the Merger Agreement and the principal terms of the merger by the affirmative vote of the holders of two-thirds of the outstanding shares of the Company's common stock. As of April 30, 1996, Arrowhead and its affiliates own an aggregate of 732,169 shares of the Company's common stock, or 56.9% of the total shares outstanding. It is anticipated that all of such shares will be voted in favor of the Merger Agreement and the principal terms of the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Six months ended March 31, 1996, compared to six months ended March 31, 1995

Revenues for the six months ended March 31, 1996, were equal to revenues for the six months ended March 31, 1995. The Company's revenue consists solely of providing data processing services to an affiliate.

Selling and administrative expenses consist of operating expenses of the data processing center and corporate expenses. These expenses were 5.2% higher than the prior year, for the six month period ended March 31, 1996. This was due to legal fees related to the proposed merger (see Note 4). Reductions in salaries offset the higher legal cost for the three month period ended March 31, 1996.

Interest income increased by 7.9%, mostly a result of higher interest rates.

Changes in the Pennsylvania state income tax law, allowing carryover of losses in prior years, reduced state income taxes to zero.



Liquidity and Capital Resources

Cash flow for the six months ended March 31, 1996, was positive $88,000. This was primarily a result of operating profit before depreciation and faster collection of accounts receivable.

The Company's business consists solely of servicing an affiliate. Expenditures have been reduced through a reduction of personnel and relocating the computer center to a lower cost facility. No major capital expenditures are planned and the Company believes its liquidity is adequate to finance its cash requirements.

                               BOWLINE CORPORATION

                           PART II - OTHER INFORMATION


Item 5.  Other Information

On February 20, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Arrowhead Holdings Corporation ("Arrowhead") pursuant to which the Company will be merged with and into Arrowhead, the separate corporate existence of the Company will be extinguished and the equity interest of the Company's public shareholders will cease to exist.

Pursuant to the terms of the Merger Agreement, each outstanding share of common stock of the Company (other than the 141,419 shares held by Arrowhead which will be canceled in the Merger and other than the 590,750 shares held by certain of Arrowhead's affiliates which will be exchanged for shares of Arrowhead common stock) will be converted into the right to receive $1.32 per share in cash.

Consummation of the merger is subject to a number of conditions, including approval of the Merger Agreement and the principal terms of the merger by the affirmative vote of the holders of two-thirds of the outstanding shares of the Company's common stock. As of April 30, 1996, Arrowhead and its affiliates own an aggregate of 732,169 shares of the Company's common stock, or 56.9% of the total shares outstanding. It is anticipated that all of such shares will be voted in favor of the Merger Agreement and the principal terms of the merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOWLINE CORPORATION



                                            ---------------------------------
                                            JAMES BENENSON, JR., CHAIRMAN OF
                                            THE BOARD

DATE:      April 30, 1996
     -------------------------

                                            ---------------------------------
                                            CLIFFORD J. DEMAREST, CHIEF
                                            EXECUTIVE OFFICER AND PRESIDENT



                                            ---------------------------------
                                            MICHAEL BONIELLO, TREASURER,
                                            PRINCIPAL ACCOUNTING AND FINANCIAL
                                            OFFICER